Form 10-K
period 2020-12-31
WORLD OMNI AUTO RECEIVABLES TRUST 2018-C
filed 2021-03-26
CIK 1744034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

250 Jim Moran Boulevard

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

Yes ☐               No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b−2 of the Act).

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

None.

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

The Indenture Trustee is not affiliated with any of the Sponsor (including in its role as originator and primary servicer), the Depositor or the Trust. However, the parent of U.S. Bank Trust National Association (the “Owner Trustee”), U.S. Bank National Association, has acquired the debt servicing and securities custody products businesses of the Indenture Trustee. As of March 15, 2021, U.S. Bank National Association succeeded MUFG Union Bank, N.A. as indenture trustee under the indenture. The Owner Trustee is a wholly-owned subsidiary of U.S. Bank National Association and is therefore an affiliated party of U.S. Bank National Association and vice versa. U.S. Bank National Association and MUFG Union Bank, N.A. have entered into an agreement by which MUFG Union Bank, N.A. will continue performing the duties and functions of indenture trustee under the indenture and other transaction documents for a period of time to facilitate an orderly transition. Such transition is currently expected to be completed prior to August 2021.

There are no significant obligors, external enhancement or support providers, or other material parties related to the Notes or Certificates.

In addition, there are no business relationships, agreements, arrangements, transactions or understandings outside the ordinary course of business or on terms other than would be obtained in an arm's length transaction with an unrelated party, apart from the transaction involving the issuance of the Notes and Certificates, or as otherwise disclosed herein, by the Trust, between the Sponsor, the Depositor or the Trust and any of the parties mentioned in this Item.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1)      Not applicable.

(a)(2)      Not applicable.

(a)(3)      See Item 15(b) below.

(b)	The following documents are included as part of, or incorporated by reference to, this annual report:

Exhibit No.

1.1	Underwriting Agreement, dated as of July 24, 2018, relating to the Trust. Incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, Registration File Number 333-207756-07, filed with the Commission on July 27, 2018.

3.1	Certificate of Formation of the Depositor. Incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registrant’s Form SF-3, Registration File Number 333-228112, filed on January 18, 2019.

3.2	Certificate of Amendment of Certificate of Formation of the Depositor. Incorporated by reference to Exhibit 3.1 to the Depositor’s Current Report on Form 8-K, Registration File Number 333-228112, filed with the Commission on September 29, 2020.

3.3	Limited Liability Company Agreement of the Depositor. Incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Registrant’s Form SF-3, Registration File Number 333-228112, filed on January 18, 2019.

3.4	Amendment No. 1 to Limited Liability Company Agreement of the Depositor. Incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Registrant’s Form SF-3, Registration File Number 333-228112, filed on January 18, 2019.

3.5	Amendment No. 2 to Limited Liability Company Agreement of the Depositor. Incorporated by reference to Exhibit 3.2 to the Depositor’s Current Report on Form 8-K, Registration File Number 333-228112, filed with the Commission on September 29, 2020.

4.1	Sale and Servicing Agreement, dated as of August 1, 2018, relating to the Trust. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, Registration File Number 333-207756-07, filed with the Commission on August 1, 2018.

4.2	Indenture, dated as of August 1, 2018, relating to the Trust. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, Registration File Number 333-207756-07, filed with the Commission on August 1, 2018.

4.3	Trust Agreement, dated as of August 1, 2018, relating to the Trust. Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, Registration File Number 333-207756-07, filed with the Commission on August 1, 2018.

31.1	Rule 13a-14(d)/15d-14(d) Certification.

33.1	Report on Assessment of Compliance with Applicable Servicing Criteria of World Omni Financial Corp., as Servicer.

33.2	Management’s Assertion Report on Assessment of Compliance with Servicing Criteria Pursuant to Item 1122 of Regulation AB under the Securities Exchange Act of 1934 of MUFG Union Bank, N.A., as Indenture Trustee.

34.1	Report of Independent Registered Public Accounting Firm of PricewaterhouseCoopers LLP, on behalf of World Omni Financial Corp.

34.2	Report of Independent Registered Public Accounting Firm of Deloitte & Touche LLP, on behalf of MUFG Union Bank, N.A.

35.1	Servicer Compliance Statement of World Omni Financial Corp., as Servicer.

99.1	Receivables Purchase Agreement, dated as of August 1, 2018, relating to the Trust. Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, Registration File Number 333-207756-07, filed with the Commission on August 1, 2018.

99.2	Administration Agreement, dated as of August 1, 2018, relating to the Trust. Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, Registration File Number 333-207756-07, filed with the Commission on August 1, 2018.

99.3	Asset Representations Review Agreement, dated as of August 1, 2018, relating to the Trust. Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, Registration File Number 333-207756-07, filed with the Commission on August 1, 2018.

(c)	Not applicable.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

World Omni Auto Receivables Trust 2018-C

By: World Omni Financial Corp.,
as Servicer on behalf of the Trust

Date: March 26, 2021

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